Form 10-K
period 2002-12-31
NELNET STUDENT LOAN FUNDING LLC
filed 2003-03-31
CIK 1166221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------
                                    FORM 10-K

                        For Annual and Transition Reports
                        Pursuant to Sections 13 or 15(d)
                     of the Securities Exchange Act of 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002
                                       OR
[ ]     TRANSITION  REPORT  PURSUANT TO SECTION 13  OR 15(d) OF  THE
        SECURITIES EXCHANGE  ACT  OF 1934  For the  transition  period from .............. to ..............

                        Commission file number 333-82280
                         -------------------------------

                        NELNET STUDENT LOAN FUNDING, LLC
             (Exact name of registrant as specified in its charter)

                                   Sponsor of

                        Nelnet Student Loan Trust 2002-1
                        Nelnet Student Loan Trust 2002-2

           Delaware                                      75-2997993
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


      121 South 13th Street, Suite 201
           Lincoln, Nebraska                               68508
(Address of principal executive offices)                 (Zip Code)

                                 (402) 458-2370
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2002: Not applicable

        The number of shares outstanding of registrant's common stock as of March 31, 2003: Not applicable

                       -----------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS


                                                                            Page

PART I
         ITEM 1.      BUSINESS.................................................3
         ITEM 2.      PROPERTIES...............................................3
         ITEM 3.      LEGAL PROCEEDINGS........................................3
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......3

PART II
         ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                       STOCKHOLDER MATTERS.....................................3
         ITEM 6.      SELECTED FINANCIAL DATA..................................3
         ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS......................3
         ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK..............................................3
         ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............3
         ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE......................4

PART III
         ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......4
         ITEM 11.     EXECUTIVE COMPENSATION...................................4
         ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........4
         ITEM 14.     CONTROLS AND PROCEDURES..................................4

PART IV
         ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                      FORM 8-K.................................................4

SIGNATURES.....................................................................5

         This Annual Report on Form 10-K (the "Report") is filed with respect to Nelnet Student Loan Trust 2002-1 and Nelnet Student Loan Trust 2002-2, (collectively the "Trusts"). Certain information otherwise required to be included in this Report by the Instructions to the 10-K has been omitted in reliance on the letter relief granted by the staff of SEC to other companies in similar circumstances (collectively, the "Relief Letters").

                                     PART I

ITEM 1.  BUSINESS

         Not applicable in reliance on the Relief Letters.

ITEM 2.  PROPERTIES

         The property of the Trusts consists of pools of education loans to students and parents of students made under the Federal Family Education Loan Program, all funds collected in respect thereof and monies on deposit in certain trust accounts together with rights to receive payments under certain swap transactions.

         Annual Statements of Compliance with loan servicing and other administrative requirements relating to the Trusts' assets are attached as
Exhibit 99.1 hereto. These statements are required by:

         -Section 3(a) of the Administration Agreements dated as of May 1, 2002 and September 1, 2002;

         -Section 4.04 of the Indentures of Trust dated as of May 1, 2002 and September 1, 2002.

ITEM 3.  LEGAL PROCEEDINGS

         There were no material pending legal proceedings relating to the Trusts to which any of the Trusts, the Indenture Trustee, the Eligible Lender Trustee, Nelnet, Inc, as Servicer, or the Company was a party or which any their respective properties was the subject during the fiscal year covered by this Report, nor is the Company aware of any such proceedings contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2002.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         At December 31, 2002, each Trust had issued one certificate representing an undivided beneficial ownership interest in each Trust. The Registrant is the sole owner of the Certificates. There is no established trading market for the Certificates.

ITEM 6.  SELECTED FINANCIAL DATA

         Not applicable in reliance on the Relief Letters.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Not applicable in reliance on the Relief Letters.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable in reliance on the Relief Letters.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Not applicable in reliance on the Relief Letters.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no adverse opinions or disclaimers of opinion, nor were there any modifications as to uncertainty, audit scope, or accounting principles rendered by the independent accountants. There were no disagreements with the current accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. There are no changes in or disagreements on accounting and financial statement disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Not applicable in reliance on the Relief Letters.

ITEM 11. EXECUTIVE COMPENSATION

         Not applicable in reliance on the Relief Letters.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         At December 31, 2002, the Registrant was the sole beneficial owner of the Certificates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable in reliance on the Relief Letters.

ITEM 14. CONTROLS AND PROCEDURES

         Not applicable to asset-backed issuers.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibits
         The following documents are filed as part of this Annual Report on Form 10-K.


Exhibit No.                        Description

         99.1 Annual Statements of Compliance

         99.2 Servicer Compliance Audit

Reports on Form 8-K

The company filed four (4) Current Reports on Form 8-K with the Commission during the period covered by this report. They were filed on:

         - June 3, 2002, in connection with the closing of Nelnet Student Loan Trust 2002-1

         - September 10, 2002, in connection with a quarterly Distribution Date for Nelnet Student Loan Trust 2002-1

         - October 22, 2002 in connection with the closing of Nelnet Student Loan Trust 2002-2

         - December 10, 2002 in connection with a quarterly Distribution Date for Nelnet Student Loan Trust 2002-1

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      NELNET STUDENT LOAN FUNDING, LLC
                                      By: Nelnet Student Loan Funding Management
                                      Corporation, as Manager and Special Member




                                      By: /s/ Michael S. Dunlap
                                      ------------------------------------------
                                      Michael S. Dunlap, Chairman
                                      of the Board (Principal
                                      Executive Officer)

                                      Date:  March 31, 2003



                                      By: /s/ Terry J. Heimes
                                      ------------------------------------------
                                      Terry J. Heimes, Vice President,
                                      Secretary, and Treasurer
                                      (Principal Financial and Accounting
                                      Officer)

                                      Date:  March 31, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                      Title                  Date

By:   /s/ Michael S. Dunlap          Chairman of the Board and    March 31, 2003
      ----------------------------   Director (Principal
      Michael S. Dunlap              Executive Officer)


By:   /s/ Stephen F. Butterfield     President and Director       March 31, 2003
      ----------------------------
      Stephen F. Butterfield


By:   /s/ Jeffery R. Noordhoek       Vice President and           March 31, 2003
      ----------------------------   Director
      Jeffery R. Noordhoek

By:   /s/ Del Cochran                Director                     March 28, 2003
      ----------------------------
      Del Cochran

By:   /s/ Mark Whitehead             Director                     March 27, 2003
      ----------------------------
      Mark Whitehead

                                 CERTIFICATIONS

        I, Michael S. Dunlap, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K filed in respect of periods included in the year covered by this annual report, of Nelnet Student Loan Trust 2002-1 and Nelnet Student Loan Trust 2002-2;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement, or similar agreements, for inclusion in these reports is included in these reports;

4. Based upon my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing , or similar agreements, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards as set forth in the servicing agreement.



Date: March 31, 2003            /s/ Michael S. Dunlap
                                -----------------------
                                Michael S. Dunlap
                                Chairman


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

        The registrant has not sent to security holders any annual report for its last fiscal year or any proxy material with respect to a meeting of shareholders.