Form 10-K
period 2003-12-31
NELNET STUDENT LOAN FUNDING LLC
filed 2004-03-29
CIK 1166221

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

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from ......... to...........

                        Commission file number 333-82280
                         ------------------------------
                        NELNET STUDENT LOAN FUNDING, LLC
             (Exact name of registrant as specified in its charter)

                                   Sponsor of

                        Nelnet Student Loan Trust 2002-1
                        Nelnet Student Loan Trust 2002-2
                        Nelnet Student Loan Trust 2003-1
                        Nelnet Student Loan Trust 2003-2

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

                                      None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                                   Yes __ No X

        The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2003: None

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

PART IV
         ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                      FORM 8-K.................................................4

SIGNATURES.....................................................................6

               This Annual Report on Form 10-K (the "Report") is filed with respect to Nelnet Student Loan Trust 2002-1, Nelnet Student Loan Trust 2002-2, Nelnet Student Loan Trust 2003-1 and Nelnet Student Loan Trust 2003-2 (collectively the "Trusts"). Certain information otherwise required to be included in this Report by the Instructions to the 10-K has been omitted in reliance on the letter relief granted by the staff of SEC to other companies in similar circumstances, including Key Bank USA (pub. avail. May 9, 1997) and SMS Student Loan Trust 1994-A (pub. avail. March 1, 1995) (collectively, the "Relief Letters").

                                     PART I
                                     ------

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

          Annual Statements of Compliance with loan servicing and other administrative requirements relating to the Trusts' assets are attached as
Exhibit 99.1 hereto. These statements are required by:

          -Section 3(a) of the Administration Agreements dated as of May 1, 2002, September 1, 2002, January 1, 2003 and July 1, 2003;
          -Section 4.04(g) of the Indentures of Trust dated as of May 1, 2002, September 1, 2002, January 1, 2003 and July 1, 2003.

ITEM 3.   LEGAL PROCEEDINGS

          There were no material pending legal proceedings relating to the Trusts to which any of the Trusts, the Indenture Trustee, the Eligible Lender Trustee, Nelnet, Inc., as Servicer, or the Company was a party or which any of their respective properties was the subject during the fiscal year covered by this Report, nor is the Company aware of any such proceedings contemplated by governmental authorities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2003.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          At December 31, 2003, each Trust had issued one certificate representing an undivided beneficial ownership interest in each Trust (the "Certificates"). The Registrant is the sole owner of the Certificates. There is no established trading market for the Certificates.

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

ITEM 9a.  CONTROLS AND PROCEDURES

          Not applicable.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Not applicable in reliance on the Relief Letters.

ITEM 11.  EXECUTIVE COMPENSATION

          Not applicable in reliance on the Relief Letters.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          At December 31, 2003, the Registrant was the sole beneficial owner of the Certificates.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Not applicable in reliance on the Relief Letters.

ITEM 14.  CONTROLS AND PROCEDURES

          Not applicable to asset-backed issuers.


                                     PART IV
                                     -------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibits
          The following documents are filed as part of this Annual Report on Form 10-K.


    Exhibit No.  Description

           99.1  Annual Statements of Compliance

           99.2  Servicer Compliance Audit

Reports on Form 8-K

The company filed fourteen (14) Current Reports on Form 8-K with the Securities and Exchange Commission during the period covered by this report. They were filed on:

          - January 7, 2003, in connection with a quarterly Distribution Date for Nelnet Student Loan Trust 2002-2

          - February 14, 2003, in connection with the closing of Nelnet Student Loan Trust 2003-1

          - March 3, 2003, in connection with a quarterly Distribution Date for Nelnet Student Loan Trust 2002-1

          - April 3, 2003, in connection with a quarterly Distribution Date for Nelnet Student Loan Trust 2002-2

          - May 30, 2003, in connection with a quarterly Distribution Date for Nelnet Student Loan Trust 2002-1

          - July 3, 2003, in connection with a quarterly Distribution Date for Nelnet Student Loan Trust 2002-2

          - July 28, 2003, in connection with a quarterly Distribution Date for Nelnet Student Loan Trust 2003-1

          - August 11, 2003, in connection with the closing of Nelnet Student Loan Trust 2003-2

          - August 27, 2003, in connection with a quarterly Distribution Date for Nelnet Student Loan Trust 2002-1

          - September 30, 2003, in connection with a quarterly Distribution Date for Nelnet Student Loan Trust 2002-2

          - October 28, 2003, in connection with a quarterly Distribution Date for Nelnet Student Loan Trust 2003-1

          - October 29, 2003, in connection with a quarterly Distribution Date for Nelnet Student Loan Trust 2003-2

          - December 8, 2003, in connection with a quarterly Distribution Date for Nelnet Student Loan Trust 2002-1

          - December 29, 2003, in connection with a quarterly Distribution Date for Nelnet Student Loan Trust 2002-2

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


                                     NELNET STUDENT LOAN FUNDING, LLC
                                     By:  Nelnet Student Loan Funding Management
                                     Corporation, as Manager and Special Member



                                     By: /s/ Stephen F. Butterfield
                                       ----------------------------------
                                        Stephen F. Butterfield, President
                                        (Principal Executive Officer)


                                     Date:  March 26, 2004


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                  Title                       Date
              ---------                  -----                       ----

By:   /s/ Michael S. Dunlap         Chairman of the Board and     March 26, 2004
      --------------------------    Director
      Michael S. Dunlap

By:   /s/ Stephen F. Butterfield    President and Director        March 26, 2004
      --------------------------    (Principal Executive
      Stephen F. Butterfield        Officer)
By:                                                               March 26, 2004
      /s/ Terry J. Heimes           Vice President and
      --------------------------    Treasurer (Principal
      Terry J. Heimes               Financial and Accounting
                                    Officer)

By:   /s/ Jeffery R. Noordhoek      Vice President and            March 26, 2004
      -------------------------     Director
      Jeffery R. Noordhoek

By:   /s/ Del Cochran               Director                      March 26, 2004
      ------------------------
      Del Cochran

By:   /s/ Mark Whitehead            Director                      March 26, 2004
      -------------------------
      Mark Whitehead


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

        The registrant has not sent to security holders any annual report for its last fiscal year or any proxy material with respect to a meeting of shareholders.

                                 CERTIFICATIONS

        I, Stephen F. Butterfield, certify that:

     1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Nelnet Student Loan Trust 2002-1, Nelnet Student Loan Trust 2002-2, Nelnet Student Loan Trust 2003-1 and Nelnet Student Loan Trust 2003-2;

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

     4. Based upon my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar agreements, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

     5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar agreement, that is included in these reports.



Date:  March 26, 2004                    /s/ Stephen F. Butterfield
                                         ---------------------------------
                                         Stephen F. Butterfield
                                         President