Form 10-K
period 2004-12-31
NELNET STUDENT LOAN FUNDING LLC
filed 2005-03-31
CIK 1166221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 (Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934 For the fiscal year ended December 31, 2004
                                       OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from .............. to ..............

                        Commission file number 333-82280

                        NELNET STUDENT LOAN FUNDING, LLC
             (Exact name of registrant as specified in its charter)

                                   Sponsor of

                       Nelnet Student Loan Trust 2002-1
                       Nelnet Student Loan Trust 2002-2
                       Nelnet Student Loan Trust 2003-1
                       Nelnet Student Loan Trust 2003-2
                       Nelnet Student Loan Trust 2004-3
                       Nelnet Student Loan Trust 2004-4


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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE ACT). YES __ NO X

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON DECEMBER 31, 2004: NONE


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS


                                                                            Page

PART I
         ITEM 1.  BUSINESS.....................................................2
         ITEM 2.  PROPERTIES...................................................2
         ITEM 3.  LEGAL PROCEEDINGS............................................2
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........2

PART II
         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                         MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES....2
         ITEM 6.  SELECTED FINANCIAL DATA......................................2
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATION..............................2
         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                         MARKET RISK...........................................2
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................2
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                         ACCOUNTING AND FINANCIAL DISCLOSURE...................3
         ITEM 9A. CONTROLS AND PROCEDURES......................................3
         ITEM 9B. OTHER INFORMATION............................................3

PART III
         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........3
         ITEM 11. EXECUTIVE COMPENSATION.......................................3
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                         MANAGEMENT AND RELATED STOCKHOLDER MATTERS............3
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............3
         ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.......................3

PART IV
         ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES...................3

SIGNATURES.....................................................................5

CERTIFICATIONS.................................................................6

     This Annual Report on Form 10-K (the "Report") is filed with respect to Nelnet Student Loan Trust 2002-1, Nelnet Student Loan Trust 2002-2, Nelnet Student Loan Trust 2003-1, Nelnet Student Loan Trust 2003-2, Nelnet Student Loan Trust 2004-3, and Nelnet Student Loan Trust 2004-4 (collectively the "Trusts"). Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the letter relief granted by the staff of SEC to other companies in similar circumstances, including Key Bank USA (pub. avail. May 9, 1997) and SMS Student Loan Trust 1994-A (pub. avail. March 1, 1995) (collectively, the "Relief Letters").

                                     PART I

ITEM 1.  BUSINESS

   Omitted.

ITEM 2.  PROPERTIES

     The property of the Trusts consists of pools of education loans to students and parents of students made under the Federal Family Education Loan Program, all funds collected in respect thereof, and monies on deposit in certain trust accounts together with rights to receive payments under certain swap transactions.

     Annual Statements of Compliance with loan servicing and other administrative requirements relating to the Trusts' assets are attached as
Exhibit 99.1 hereto. These statements are required by:

   - Section 3(a) of the Administration Agreements dated as of May 1, 2002, September 1, 2002, January 1, 2003, July 1, 2003, July 1, 2004, and
     September 1, 2004;
   - Section 4.04(g) of the Indentures of Trust dated as of May 1, 2002, September 1, 2002, January 1, 2003, July 1, 2003, July 1, 2004, and
     September 1, 2004.

ITEM 3.  LEGAL PROCEEDINGS

     There were no material pending legal proceedings relating to the Trusts to which any of the Trusts, the Indenture Trustee, the Eligible Lender Trustee, Nelnet, Inc., as Servicer, or the Registrant was a party or which any of their respective properties was the subject during the fiscal year covered by this Report, nor is the Registrant aware of any such proceedings contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

     At December 31, 2004, each Trust had issued one certificate representing an undivided beneficial ownership interest in each Trust (the "Certificates"). The Registrant is the sole owner of the Certificates. There is no established trading market for the Certificates.

ITEM 6.  SELECTED FINANCIAL DATA

   Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

   Omitted.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Omitted.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Omitted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

ITEM 9A.  CONTROLS AND PROCEDURES

   Not applicable.

ITEM 9B.  OTHER INFORMATION

     During the fourth quarter of 2004, no information was required to be disclosed in a report on Form 8-K, but not reported.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Omitted.


ITEM 11.  EXECUTIVE COMPENSATION

   Omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     At December 31, 2004, the Registrant was the sole beneficial owner of the Certificates.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Not applicable in reliance on the Relief Letters.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

   The Registrant did not incur any external accounting fees in 2004.


                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBITS

   The following documents are filed as part of this Annual Report on Form 10-K.

   EXHIBIT NO.        DESCRIPTION

99.1 Annual Statement of Compliance - Officer's Certificate of the Servicer - Nelnet Student Loan Trust 2002-1

99.2 Annual Statement of Compliance - Officer's Certificate of the Administrator - Nelnet Student Loan Trust 2002-1

99.3 Annual Statement of Compliance - Officer's Certificate of the Servicer - Nelnet Student Loan Trust 2002-2

99.4 Annual Statement of Compliance - Officer's Certificate of the Administrator - Nelnet Student Loan Trust 2002-2

99.5 Annual Statement of Compliance - Officer's Certificate of the Servicer - Nelnet Student Loan Trust 2003-1

99.6 Annual Statement of Compliance - Officer's Certificate of the Administrator - Nelnet Student Loan Trust 2003-1

99.7 Annual Statement of Compliance - Officer's Certificate of the Servicer - Nelnet Student Loan Trust 2003-2

99.8 Annual Statement of Compliance - Officer's Certificate of the Administrator - Nelnet Student Loan Trust 2003-2

99.9 Annual Statement of Compliance - Officer's Certificate of the Servicer - Nelnet Student Loan Trust 2004-3

99.10 Annual Statement of Compliance - Officer's Certificate of the Administrator - Nelnet Student Loan Trust 2004-3

99.11 Annual Statement of Compliance - Officer's Certificate of the Servicer - Nelnet Student Loan Trust 2004-4

99.12 Annual Statement of Compliance - Officer's Certificate of the Administrator - Nelnet Student Loan Trust 2004-4

99.13   Servicer Compliance Audit - Year Ended December 31, 2004

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Dated:  March 31, 2005

                                   NELNET STUDENT LOAN FUNDING, LLC
                                   By: Nelnet Student Loan Funding Management Corporation, as Manager and Special Member



                                   By:   /s/ Michael S. Dunlap
                                         ----------------------------------
                                             Michael S. Dunlap, President
                                             (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                     Title                   Date
              ---------                     -----                   ----

By:   /s/ Michael S. Dunlap        President (Principal          March 31, 2005
      ---------------------        Executive Officer)
      Michael S. Dunlap


By:   /s/ Jim Kruger               Secretary, Treasurer, and     March 31, 2005
      ---------------------        Director (Principal
      Jim Kruger                   Financial and Accounting
                                   Officer)

By:   /s/ Terry J. Heimes          Vice President and            March 31, 2005
      ---------------------        Director
      Terry J. Heimes


By:   /s/ Jeffery R. Noordhoek     Vice President and            March 31, 2005
      ------------------------     Director
      Jeffery R. Noordhoek


By:   /s/ Del Cochran              Director                      March 31, 2005
      ------------------------
      Del Cochran


By:   /s/ Mark Whitehead           Director                      March 31, 2005
      ------------------------
      Mark Whitehead


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

     The registrant has not sent to security holders any annual report for its last fiscal year or any proxy material with respect to a meeting of shareholders.

                                 CERTIFICATIONS

        I, Michael S. Dunlap, certify that:

     1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Nelnet Student Loan Trust 2002-1, Nelnet Student Loan Trust 2002-2, Nelnet Student Loan Trust 2003-1, Nelnet Student Loan Trust 2003-2, Nelnet Student Loan Trust 2004-3 and Nelnet Student Loan Trust 2004-4;

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



Date:  March 31, 2005            /s/ Michael S. Dunlap
                                 -----------------------------------------------
                                 Michael S. Dunlap
                                 President
                                 (Principal Executive Officer)